Form 10KSB
period 2002-10-31
COLUMBIA HUNTER CAPITAL CORP
filed 2003-04-24
CIK 1128228

U.S. SECURITIES AND EXCHANGE COMMISSION
						Washington, D.C.
						FORM 10-KSB
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

	For the fiscal year ended                October 31, 2002

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

	Columbia Hunter Capital Corp. (the "Company") was organized under the laws of the State of Delaware on October 18, 2000. The Company was organized for the purposes of creating a corporate vehicle to locate and acquire an operating business entity which management believes is a suitable acquisition candidate (a "Target Company"). The Company will not restrict its search to any specific business, industry or geographical location.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	During the last quarter of the fiscal year ended October 31, 2002 no matter was submitted to the vote of the Company's security holders, through resolutions of proxies or otherwise.

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

ITEM 7.  FINANCIAL STATEMENTS

Index												Page

Independent Auditor's Report								F-1

Balance Sheets as of at October 31, 2002 and October 31, 2001		F-2

Statements of Operations for the years ended October 31, 2002 and
October 31, 2001 and for the period ended from the date of
incorporation October 18, 2000 to October 31, 2000 and for the
period October 18, 2000 (Date of Incorporation) to October 31, 2002	F-3

Statements of Cash Flows for the years ended October 31, 2002 and
October 31, 2001 and for the period ended from the date of
incorporation October 18, 2000 to October 31, 2000 and for the
period October 18, 2000 (Date of Incorporation) to October 31, 2002	F-4

Statement of Shareholders' Equity for the period October 18, 2000
(Date of Incorporation) to October 31, 2002					F-5

Notes to Financial Statements								F-6/8

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

				PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which such person has ever served as such, and the business experience during at least the last five years:

Name                         Age     Positions and Offices Held

Colin Watt                   31     President and Director
(Since October 18, 2000)

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Colin Watt became sole officer and director of the Company on October 18, 2000. Mr. Watt has been a consultant for the past 9 years providing accounting, administrative and management services to public companies. He is currently the president of Squall Capital Corp. a private consulting company to public companies. His clients included a wide variety of business including e-commerce, software development, mineral exploration, mine development and oil and gas exploration.

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

								COLUMBIA HUNTER CAPITAL CORP.
								(Registrant)

Dated: April 23, 2003					By:  /s/ Colin Watt
                                                -------------------------
								Colin Watt, President

Amisano Hanson
Chartered Accountants



INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Columbia Hunter Capital Corp.



We have audited the accompanying balance sheet of Columbia Hunter Capital Corp. (A Development Stage Company) as of October 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.



We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Columbia Hunter Capital Corp. as of October 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



The financial statements as at October 31, 2001 and for the year then ended were audited by other auditors who expressed an opinion without reservation on those financial statements in their report dated February 22, 2002.

Vancouver, Canada
					"AMISANO HANSON"

March 12, 2003
			Chartered Accountants

				COLUMBIA HUNTER CAPITAL CORP.
				(A Development Stage Company)
					BALANCE SHEETS
				October 31, 2002 and 2001
				(Stated in US Dollars)


				ASSETS	2002		2001

Incorporation costs			$     -	$   725
						-------	-------
				LIABILITIES

Current
Accounts payable and accrued
Liabilities					$ 2,875	$ 1,375
						-------	-------
			STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 par value
1,000,000 shares authorized
725,000 shares outstanding 		    725	    725
						-------	-------
Deficit accumulated during the
development stage 			(3,600)	(1,375)
						-------	-------
						(2,875)	  (650)
						-------	-------
						$     -	$   725
						-------	-------


Nature and Continuance of Operations -Note 1

				COLUMBIA HUNTER CAPITAL CORP.
				(A Development Stage Company)
				  STATEMENTS OF OPERATIONS
			for the years ended October 31, 2002 and 2001
	for the period October 18, 2000 (Date of Incorporation) to October
31, 2000 and for the period
 18, 2000 (Date of Incorporation) 					to October 31, 2002
					(Stated in US Dollars)

								October 18, October 18,
								2000 (Date	2000 (Date
								of Incor-	of Incor-
					Year ended		poration) to poration) to
					October 31,		October 31,	October 31,
				 	2002	  2001	2000		2002

Expenses
Accounting and audit fees	$ 1,500 $  500	$ 500		  $2,500
Legal fees				      -    375	    -		     375
Write-off of incorporation costs  725      -	    -		     725
                              ------- -------	------	--------
Net loss for the period		$(2,225)$(875)	$(500)	$(3,600)
                              ------- -------	------	--------

Loss per share			$(0.00) $(0.00)	$(0.00)
                              ------- -------	--------



Weighted average number of shares
outstanding				725,000 725,000	725,000
                              ------- -------	--------

				COLUMBIA HUNTER CAPITAL CORP.
				(A Development Stage Company)
				STATEMENTS OF CASH FLOWS
			for the years ended October 31, 2002 and 2001
	for the period October 18, 2000 (Date of Incorporation) to October
31, 2000and for the period
October 18, 2000 (Date of 						Incorporation) to October 31, 2002
 					(Stated in US Dollars)


								October 18, October 18,
								2000 (Date	2000 (Date
								of Incor-	of Incor-
					Year ended		poration) to poration) to
					October 31,		October 31,	October 31,
				 	2002	  2001	2000		2002


Cash Flows from Operating Activities
Net loss for the period		$(2,225)$(875)	$(500)	$(3,600)

Adjustments to reconcile net loss to net cash provided by operating activities




Change in accounts payable and
accrued liabilities		  1,500  875	   500	   2,875
Write-off of incorporation costs  725    -	     -	     725
					--------------------------------------
					      -    -	     -		 -
					--------------------------------------
Cash Flows from Investing Activity
Incorporation costs		      -    -	 (725)	   (725)
					--------------------------------------
Cash Flows from Financing Activity
Shares issued for cash		      -    -	   725	     725
					--------------------------------------
Increase in cash during the
period				      -    -	     -		 -

Cash, beginning of the period	      -    -	     -		 -
					--------------------------------------
Cash, end of the period		$     - $  -	$    -	$	 -
					--------------------------------------


Supplementary disclosure of cash flow
 information:
Cash paid for:
Interest				$    -  $  -	$    -	$	 -
					--------------------------------------
Income taxes			$    -  $  -	$    -	$	 -
					--------------------------------------

				COLUMBIA HUNTER CAPITAL CORP.
				(A Development Stage Company)
				STATEMENT OF STOCKHOLDERS' EQUITY
		for the period October 18, 2000
(Date of Incorporation) to 						October 31, 2002
				(Stated in US Dollars)

									Deficit
									Accumulated
									During the
						Common Shares	Development
					Number	Par Value	Stage		Total







Capital stock subscribed
pursuant to subscription
agreement, for cash -
at $0.001				725,000	$725		$     -	$    725

Net loss for the period		      -	   -		   (500)	   (500)

Balance, October 31, 2000	725,000	 725		   (500)	     225
Net loss for the year			-	   -		   (875)	   (875)

Balance, October 31, 2001	725,000	  725		 (1,375)	   (650)
Net loss for the year			-	-		 (2,225)	 (2,225)


Balance, October 31, 2002
725,000
	$ 725
		$(3,600)
$(2,875)

					COLUMBIA HUNTER CAPITAL CORP.
					(A Development Stage Company)
					NOTES TO THE FINANCIAL STATEMENTS
					October 31, 2002 and 2001
					(Stated in US Dollars)


Note 1	Nature and Continuance of Operations

The Company is a development stage company and was incorporated on October 18, 2000 in the State of Delaware, United States of America.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $3,600 since inception and has a working capital deficiency of $2,875 at October 31, 2002. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time.

Note 2	Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage


The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7 as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.

Income Taxes


The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109
"Accounting for Income Taxes".

Basic Loss Per Share


The Company reports basic loss per share in accordance with the
 Statement of Financial Accounting Standards No. 128,
"Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period.

Note 2	Summary of Significant Accounting Policies - (cont'd)

Fair Value of Financial Instruments


The carrying value of accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

New Accounting Standards


Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3	Deferred Tax Assets

The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ('FAS 109') which is effective for fiscal years beginning after March 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The following table summarizes the significant components of the Company's deferred tax assets:

									Total

Deferred Tax Assets
Non-capital loss carryforward					$ 540

Gross deferred tax assets					 $540
Valuation allowance for deferred tax asset		(540)

									$   -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 4	Income Taxes

No provision for income taxes has been provided in these financial statements due to the net loss. At October 31, 2002 the Company has net operating loss carryforwards, which expire commencing in 2015, totalling approximately $3,600, the benefit of which has not been recorded in the financial statements.

SEE ACCOMPANYING NOTES