Form 10QSB
period 2003-01-31
COLUMBIA HUNTER CAPITAL CORP
filed 2003-05-30
CIK 1128228

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

 [X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 January 31, 2003
   OR

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


             Class                        Outstanding at January 31, 2003

Common Stock, par value $0.0001                    725,000

                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

				COLUMBIA HUNTER CAPITAL CORP.
				 (A Development Stage Company)
				INTERIM BALANCE SHEETS
			January 31, 2003 and October 31, 2002
				(Stated in US Dollars)
					(Unaudited)
                              ------------


							(Unaudited)	(Audited)


							January 31,	October 31,
							2003		2002
							-----		------
					LIABILITIES
                             ------------
Current
 Accounts payable and accrued liabilities	$ 3,375	$ 2,875
							-------	--------
				STOCKHOLDERS' DEFICIENCY
                      ---------------------------
Common stock, $0.001 par value
 1,000,000 shares authorized
  725,000 )October 31, 2002:  725,000)
   shares outstanding 				    725	    725
Deficit accumulated during the
 development stage 				(4,100)	(3,600)
							-------	--------
							(3,375)	(2,875)
							-------	--------
							$	-	$	-


							-------	--------

See Accompanying Notes

				COLUMBIA HUNTER CAPITAL CORP.
				(A Development Stage Company)
					STATEMENTS OF OPERATIONS
		for the three months ended January 31, 2003 and 2002 and for the period October 18, 2000 (Date of Incorporation)
			to January 31, 2003 (Stated in US Dollars)
					(Unaudited)
					-----------

										October 18,
									    2000 (Date of
						Three months ended   Incorporation)
						   January 31, 	   to January 31,
						2003		2002		2003
						----		----		----
Expenses
 Accounting and audit fees		$  500	$    -	$  3,000
 Legal fees					     -	     -	     375
 Write-off of incorporation costs	     -	     -	     725
						-------	------	--------
Net loss for the period			$ (500)	$    -	$(4,100)
						-------	------	--------
						-------	------	--------
Basic loss per share			$(0.00)	$(0.00)
Weighted average number of		=======	=======
 shares outstanding			725,000	725,000
						=======	=======
See Accompanying Notes

				COLUMBIA HUNTER CAPITAL CORP.
				(A Development Stage Company)
					STATEMENTS OF CASH FLOWS
		for the three months ended January 31, 2003 and 2002
	and for the period October 18, 2000 (Date of Incorporation)
				    to January 31, 2003
 				   (Stated in US Dollars)
				    	(Unaudited)
					-----------
										October 18,
									    2000 (Date of
						Three months ended   Incorporation)
						   January 31, 	   to January 31,
						2003		2002		2003
						----		----		----

Cash Flows from Operating Activities
Net loss for the period			$(500)	$   -		$(4,100)

Changes in non-cash working capital balances
related to operations
Accounts payable and accrued
Liabilities					  500		    -		   3,375
Write-off of incorporation costs	    -		    -		     725
						------	------	--------
						    -		    -		       -
						------	------	--------
Cash Flows from Investing Activity
Incorporation costs			    -		    -		   (725)
						------	------	--------
Cash Flows from Financing Activity
Capital stock issued			    -		    -		     725
						------	------	--------
Increase in cash during the period	    -		    -			 -
						------	------	--------
Cash, beginning of the period		    -		    -			 -
						------	------	--------
Cash, end of the period			$   -		$   -		$	 -
						======	======	========
Supplemental disclosure of
cash flow information
Cash paid for:
Interest					$   -		$-		$	 -
						======	======	========
Income taxes
$   -
	$	-
	$		 -



						======	======	========

See Accompanying Notes

					COLUMBIA HUNTER CAPITAL CORP.
					(A Development Stage Company)
			   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
			     for the period October 18, 2000 (Date of
				Incorporation) to January 31, 2003
 					(Stated in US Dollars)
						(Unaudited)
						----------




									Deficit
									Accumulated
									During the
						Common Shares	Development
					Number	Par Value	Stage		Total
					------	---------	-----		-----
Capital stock subscribed
pursuant to subscription
agreement, for cash -
at $0.001				725,000	$725		$     -	$    725
					-------	------	-------	--------
Net loss for the period		      -	   -		   (500)	   (500)
					-------	------	--------	--------
Balance, October 31, 2000	725,000	 725		   (500)	     225
Net loss for the year			-	   -		   (875)	   (875)
					-------	------	--------	--------
Balance, October 31, 2001	725,000	  725		 (1,375)	   (650)
Net loss for the year			-	-		 (2,225)	 (2,225)
					-------	------	--------	--------
Balance, October 31, 2002	725,000	$ 725		$(3,600)	$(2,875)
Net loss for the year			-	-		   (500)	   (500)
					-------	------	--------	--------
Balance, January 31, 2002	725,000	$ 725		$(4,100)	$(3,375)
					=======	======	========	========

See Accompanying Notes

				COLUMBIA HUNTER CAPITAL CORP.
				(A Development Stage Company)
				NOTES TO THE FINANCIAL STATEMENTS
					January 31, 2003
				   (Stated in US Dollars)
					  (Unaudited)
					  -----------

Note 1	Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the company's
October 31, 2002 annual financial statements.

Note 2	Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the
 United States of America applicable for a going concern which assumes that the
Company will realize its assets and discharge its liabilities in the ordinary course of business.
At January 31, 2003, the Company has a working
 deficiency of $3,375 and has accumulated losses of $4,100 since its commencement.
 Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

Dated:  May 29, 2003