Form 10QSB
period 2003-04-30
COLUMBIA HUNTER CAPITAL CORP
filed 2003-05-30
CIK 1128228

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

 [X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 April 30, 2003
   OR

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


             Class                        Outstanding at April 30, 2003

Common Stock, par value $0.0001                    725,000

                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

				COLUMBIA HUNTER CAPITAL CORP.
				 (A Development Stage Company)
				INTERIM BALANCE SHEETS
			April 30, 2003 and October 31, 2002
				(Stated in US Dollars)
					(Unaudited)
					------------


							(Unaudited)	(Audited)

							April,	October 31,
							2003		2002
							------	-----

					LIABILITIES
					-----------
Current
Accounts payable and accrued liabilities	$ 3,875	$ 2,875
							-------	-------
				STOCKHOLDERS' DEFICIENCY
				------------------------
Common stock, $0.001 par value
1,000,000 shares authorized
725,000 (October 31, 2002:  725,000)
shares outstanding 				    725	    725
Deficit accumulated during the		------	-------
development stage 				(4,600)	(3,600)
							-------	-------
							(3,875)	(2,875)
							$	-	$	-


							=======	=======

See Accompanying Notes

				COLUMBIA HUNTER CAPITAL CORP.
				(A Development Stage Company)
					STATEMENTS OF OPERATIONS
		for the six months ended April 30, 2003 and 2002
		and for the period October 18, 2000 (Date of Incorporation)
			to April 30, 2003 (Stated in US Dollars)
						(Unaudited)
						-----------

										October 18,
									    2000 (Date of
		     Three months ended	Six months ended   Incorporation)
				April 30	   April 30, 	   to April 30,
				2003	2002	2003		2002		2003
				----	----	----		----		----
Expenses
Accounting and
audit fees			$500	$ -	$1,000	$    -	$  3,500
Legal fees			   -	  -	     -	     -	     375
Write-off of
incorporation costs	   -	   -	     -	     -	     725
				----	----	------	------	--------
Net loss for the period	$ (500)$  -	$ (500)	$1,000	$(4,600)
				====== ==== ======	======	========
Basic loss per share	$(0.00)$(0.00)$(0.00)	$(0.00)
				====== ====== ======	=======
Weighted average number of
shares outstanding	725,000 725,000 725,000	725,000
				======= ======= =======	=======

See Accompanying Notes

				COLUMBIA HUNTER CAPITAL CORP.
				(A Development Stage Company)
					STATEMENTS OF CASH FLOWS
		for the six months ended April 30, 2003 and 2002
	and for the period October 18, 2000 (Date of Incorporation)
				    to April 30, 2003
 				   (Stated in US Dollars)
				    	(Unaudited)
					-----------
										October 18,
									    2000 (Date of
						Six months ended   Incorporation)
						   April 30, 	   to January 31,
						2003		2002		2003
						----		----		----

Cash Flows from Operating Activities
Net loss for the period			$(1,000)	$   -		$(4,600)

Changes in non-cash working capital balances
related to operations
Accounts payable and accrued
Liabilities					 1,000	    -		   3,875
Write-off of incorporation costs	    -		    -		     725
						-----		-----		--------
						    -		    -		       -
						-----		-----		--------
Cash Flows from Investing Activity
Incorporation costs			    -		    -		   (725)
						-----		-----		--------
Cash Flows from Financing Activity
Capital stock issued			    -		    -		     725
						-----		-----		--------
Increase in cash during the period	    -		    -			 -
						-----		-----		--------
Cash, beginning of the period		    -		    -			 -

Cash, end of the period			$   -		$   -		$	 -
						=====		=====		========
Supplemental disclosure of
cash flow information
Cash paid for:
Interest					$   -		$-		$	 -
						=====		=====		========


Income taxes
$   -
	$	-
	$		 -



						=====		=====		========

See Accompanying Notes

					COLUMBIA HUNTER CAPITAL CORP.
					(A Development Stage Company)
			   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
			     for the period October 18, 2000 (Date of
				Incorporation) to April 30, 2003
 					(Stated in US Dollars)
						(Unaudited)
						-----------



									Deficit
									Accumulated
									During the
						Common Shares	Development
					Number	Par Value	Stage		Total
					------	---------	-----		-----
Capital stock subscribed
pursuant to subscription
agreement, for cash -
at $0.001				725,000	$725		$     -	$    725
					-------	-----		-------	--------
Net loss for the period		      -	   -		   (500)	   (500)
					-------	-----		-------	--------
Balance, October 31, 2000	725,000	 725		   (500)	     225
Net loss for the year			-	   -		   (875)	   (875)
					-------	-----		-------	--------
Balance, October 31, 2001	725,000	  725		 (1,375)	   (650)
Net loss for the year			-	-		 (2,225)	 (2,225)
					-------	-----		-------	--------
Balance, October 31, 2002	725,000	$ 725		$(3,600)	$(2,875)
Net loss for the year			-	-		   (500)	   (500)
					-------	-----		-------	--------
Balance, April 30, 2002		725,000	$ 725		$(4,600)	$(3,875)
					=======	=====		=======      =======

See Accompanying Notes

				COLUMBIA HUNTER CAPITAL CORP.
				(A Development Stage Company)
				NOTES TO THE FINANCIAL STATEMENTS
					April 30, 2003
				   (Stated in US Dollars)
					  (Unaudited)
					  ------------

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

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At April 30, 2003, the Company has a working capital deficiency of $3,875 and has accumulated losses of $4,600 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

SEE ACCOMPANYING NOTES

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits

   Not applicable.

   (b)     Reports on Form 8-K

   On April 23, 2003 the Company filed a Form 8-K disclosing a change of auditor from Russell & Company to
 Amisano Hanson, effective March 5, 2003.


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