Form 10KSB/A
period 2002-10-31
COLUMBIA HUNTER CAPITAL CORP
filed 2003-07-11
CIK 1128228

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                              Washington,  D.C.
                              AMENDED FORM  10-KSB
(Mark  One)

[X]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934  [Fee  Required]

     For  the  fiscal  year  ended                October  31,  2002

[  ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934  [No  Fee  Required]

     For  the  transition  period  from            to


                         COLUMBIA  HUNTER  CAPITAL  CORP.
      ------------------------------------------------------------------
               (Name  of  small  business  issuer  in  its  charter)

Delaware                          0-32169               98-0336405
-----------------------------  ------------          -------------------
(State  or  other  jurisdiction  (Commission          (IRS  Employer
of  incorporation)               File  Number)         Identification  No.)


                                 Colin  Watt
             1360  -  605  Robson  Street,  Vancouver  BC  Canada  V6B  5J3
            ----------------------------------------------------------------
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

                                        COLUMBIA  HUNTER  CAPITAL  CORP.
                                        (Registrant)

Dated:  April  23,  2003                 By:  /s/  Colin  Watt
                                        -------------------------
                                        Colin  Watt,  President

                         CERTIFICATION

I,  COLIN  WATT,  certify  that:

1.     I  have  reviewed  this  annual  report of COLUMBIA HUNTER CAPITAL CORP.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

* designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

* evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

* presented in this annual report conclusions about the effectiveness of the disclosure controls and procedures based on an evaluation as of the Evaluation Date;

5. I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

* all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

* any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  April  23,  2003

                    /s/  COLIN  WATT
                    ------------------
                    President

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


Nature  and  Continuance  of  Operations  -Note  1

                    COLUMBIA  HUNTER  CAPITAL  CORP.
                    (A  Development  Stage  Company)
                      STATEMENTS  OF  OPERATIONS
               for  the  years  ended  October  31,  2002  and  2001
          for  the  period  October  18,  2000  (Date  of  Incorporation) to
                October 31,  2000 and for the period October 18, 2000
            (Date of Incorporation) to October 31,  2002
                         (Stated  in  US  Dollars)


                                                      October  18,  October  18,
                                                      2000  (Date   2000  (Date
                                                      of  Incor-    of  Incor-
                                 Year  ended          poration)  to poration) to
                                October  31,          October  31,  October  31,
                                  2002       2001     2000          2002

Expenses
Accounting  and  audit  fees     $  1,500    $  500   $  500        $  2,500
Legal  fees                             -       375        -             375
Write-off  of  incorporation  costs   725         -        -             725
                                 --------    ------   -------       --------
Net  loss  for  the  period      $(2,225)    $(875)   $ (500)       $(3,600)
                                 --------    ------   -------       --------

Loss  per  share                $(0.00)      $(0.00)  $(0.00)
                                -------      -------  --------



Weighted  average  number  of  shares
outstanding                    725,000       725,000  725,000
                              -------        -------  --------

                    COLUMBIA  HUNTER  CAPITAL  CORP.
                    (A  Development  Stage  Company)
                    STATEMENTS  OF  CASH  FLOWS
               for  the  years  ended  October  31,  2002  and  2001
          for  the  period  October  18,  2000  (Date  of  Incorporation) to
                October 31,  2000 and for the period October 18, 2000
            (Date of Incorporation) to October 31,  2002
                         (Stated  in  US  Dollars)


                                                      October  18,  October  18,
                                                      2000  (Date   2000  (Date
                                                      of  Incor-    of  Incor-
                                 Year  ended          poration)  to poration) to
                                October  31,          October  31,  October  31,
                                  2002       2001     2000          2002


Cash  Flows  from  Operating  Activities
Net  loss  for  the  period       $(2,225)  $(875)    $(500)       $(3,600)

Adjustments to reconcile net loss to net cash provided by operating activities




Change  in  accounts  payable  and
accrued  liabilities                 1,500     875       500          2,875
Write-off  of  incorporation  costs    725       -         -            725
                                     --------------------------------------
                                         -       -         -              -
                                     --------------------------------------
Cash  Flows  from  Investing  Activity
Incorporation  costs                     -       -     (725)          (725)
                                     --------------------------------------
Cash  Flows  from  Financing  Activity
Shares  issued  for  cash                -       -       725            725
                                     --------------------------------------
Increase  in  cash  during  the
period                                   -       -         -              -

Cash,  beginning  of  the  period        -       -         -              -
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
                    (Stated  in  US  Dollars)

                                                           Deficit
                                                           Accumulated
                                                           During  the
                                    Common  Shares         Development
                                 Number     Par  Value     Stage          Total



Capital  stock  subscribed
pursuant  to  subscription
agreement,  for  cash  -
at  $0.001                       725,000     $725          $     -     $     725

Net loss for the period                -        -             (500)        (500)

Balance,  October  31,  2000     725,000      725             (500)          225
Net  loss  for  the year               -        -             (875)        (875)

Balance,  October  31, 2001      725,000      725           (1,375)        (650)
Net  loss  for  the  year              -        -           (2,225)      (2,225)


Balance,  October  31, 2002      725,000     $725          $(3,600)     $(2,875)

                         COLUMBIA  HUNTER  CAPITAL  CORP.
                         (A  Development  Stage  Company)
                         NOTES  TO  THE  FINANCIAL  STATEMENTS
                         October  31,  2002  and  2001
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

The following table summarizes the significant components of the Company's deferred tax assets:

                                                     Total

Deferred  Tax  Assets
Non-capital  loss  carryforward                      $  540

Gross  deferred  tax  assets                         $  540
Valuation  allowance  for  deferred  tax  asset       (540)

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